Form 10-Q
period 2004-03-31
MSW ENERGY FINANCE CO INC
filed 2004-05-17
CIK 1261680

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004
                                       OR

             [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

 0001261679       MSW Energy Holdings LLC          Delaware         14-1873119
 0001261680       MSW Energy Finance Co., Inc.     Delaware         20-0047886
Commission        (Exact name of each           (State or other   (I.R.S.
File Number       registrant as specified       jurisdiction of   Employer
                  in its charter)               incorporation or  Identification
                                                 organization)    Number)


                        c/o American Ref-Fuel Company LLC
                             155 Chestnut Ridge Road
                           Montvale , New Jersey 07645
                             Phone No. 800-727-3835

   (Address, including zip code, and telephone number, including area code, of the registrants' principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

MSW Energy Holdings LLC:        yes  [  ]   no  [X]
MSW Energy Finance Co., Inc:     yes  [  ]   no  [X]

 Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

MSW Energy Holdings LLC:     None
MSW Energy Finance Co., Inc:  100 shares of Common Stock

Documents Incorporated by Reference:  None

MSW Energy Finance Co., Inc. meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

===============================================================================

                                   DEFINITIONS

"Allied" refers to Allied Waste Industries, Inc.
"Acquisition" refers to the agreement by MSW Energy Holdings to acquire Duke's
 50% membership interest in Ref-Fuel Holdings.
"AIGGIG" refers to AIG Global Asset Management Holdings Corp.
"American Ref-Fuel" refers to American Ref-Fuel Company LLC.
"ARC" refers to American Ref-Fuel Company LLC.
"ARC operating companies" refers to the subsidiaries of ARC that operate the WTE facilities.
"BFI" refers to Browning Ferris Industries, Inc.
"CSFB Private Equity" refers to Credit Suisse First Boston Private Equity, Inc. "Duke" refers to Duke Energy Corporation.
"Duke Capital" refers to Duke Capital LLC.
"Erie" refers to Duke Energy Erie, LLC.
"HENS" refers to Hempstead, Essex, Niagara and Seconn, a series of partnerships owned by Allied and Ref-Fuel Holdings.
"Highstar" refers to Highstar Renewable Fuels LLC.
"Highstar I" refers to Highstar Renewable Fuels I LLC.
"Highstar II" refers to Highstar Renewable Fuels II LLC.
"Hudson" refers to MSW Energy Hudson LLC.
"Investors" refers to Allied and Ref-Fuel Holdings as investors in the HENS. "LLC Agreement" refers to the limited liability company agreement of MSW Energy
 Holdings, dated June 24, 2003.
"MSW Acquisition" refers to MSW Energy Acquisition LLC.
"MSW Energy Holdings II" refers to MSW Energy Holdings II LLC.
"MSW Energy Holdings" refers to MSW Energy Holdings LLC.
"MSW Energy Finance" refers to MSW Energy Finance Co., Inc.
"MSW Merger" refers to MSW Merger LLC.
"MSW Transactions" refers to the June 30, 2003 acquisition by MSW Energy
 Holdings of Duke's 49.8% interest in American Ref-Fuel Holdings and the December 12, 2003 merger of MSW Merger into UAE Holdings, resulting in the transfer of UAE's 50% interest in Ref-Fuel Holdings LLC being transferred to MSW Energy II.
"Recapitalization" refers to the recapitalization of the HENS.
"Redemption" refers to the redemption of Allied's interest in the HENS. "Ref-Fuel Holdings" refers to Ref-Fuel Holdings LLC.
"Senior Notes" refers to the 8 1/2 % Senior Secured Notes due 2010 of
 MSW Energy Holdings.
"UAE" refers to United American Energy Corp.
"UAE Holdings" refers to United American Energy Holdings Corp.

                                Table of Contents




Part I  FINANCIAL INFORMATION.............................................................................................4
-----------------------------
Item  1. Financial Statements.............................................................................................4
-----------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................25
----------------------------------------------------------------------------------------------
Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................................46
-------------------------------------------------------------------
Item 4.  Controls and Procedures.........................................................................................46
--------------------------------
PART II  OTHER INFORMATION...............................................................................................46
--------------------------
Item 1.  Legal Proceedings...............................................................................................46
--------------------------
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.................................46
-----------------------------------------------------------------------------------------
Item 3.  Defaults Upon Senior Securities.................................................................................47
-----------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders.............................................................47
-------------------------------------------------------------
Item 5.  Other Information...............................................................................................47
---------------------------
Item 6.  Exhibits and Reports on Form 8-K................................................................................48
-----------------------------------------


SIGNATURES


SAFE HARBOR STATEMENT
This Form 10-Q contains "forward-looking statements" intended to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

Part I  FINANCIAL INFORMATION

Item 1. Financial Statements

MSW Energy Holdings' sole source of operating cash flow relates to its indirect 49.8% membership interest in Ref-Fuel Holdings. As a 49.8% owner that has voting control over the additional 0.2% interest, we do not have the ability to unilaterally control Ref-Fuel Holdings, however, the financial information of Ref-Fuel Holdings is included for informational purposes.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)



                              Assets
                                                                            March 31, 2004            December 31, 2003
Current assets                                                               (unaudited)
   Cash and cash equivalents                                           $          1,375              $          5,513
   Restricted cash                                                                  563                           564
   Other current assets                                                              38                            76
                                                                       --------------------------  --------------------------
     Total current assets                                                         1,976                         6,153
   Investment in Ref-Fuel Holdings                                              353,307                       372,672
   Deferred financing fees, net                                                   7,528                         7,821
   Restricted cash                                                                5,001                         5,001
                                                                       --------------------------  --------------------------
     Total assets                                                      $        367,812              $        391,647
                                                                       ==========================  ==========================

                  Liabilities and Members' Equity

Liabilities
   Accounts payable and accrued liabilities                            $            150              $            556
   Due to related party                                                             250                           480
   Accrued interest                                                               1,417                         5,667
   Current portion of other long-term liabilities                                   500                           500
                                                                       --------------------------  --------------------------
     Total current liabilities                                                    2,317                         7,203
   Senior notes                                                                 200,000                       200,000
   Other long-term liabilities                                                   24,845                        24,333
                                                                       --------------------------  --------------------------
     Total Liabilities                                                          227,162                       231,536
                                                                       --------------------------  --------------------------
Members' equity
     Total members' equity                                                      140,650                       160,111
                                                                       --------------------------  --------------------------
     Total liabilities and members' equity                             $        367,812              $        391,647
                                                                       ==========================  ==========================

The accompanying notes are an integral part of these consolidated financial statements.


                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                            (Unaudited, in thousands)




                                                          For the Three
                                                           Months Ended
                                                             March 31,
                                                               2004
                                                        ------------------
Revenues
    Equity in earnings of Ref-Fuel Holdings             $        4,539
    Interest income                                                 28
                                                        ------------------
                                                                 4,567
                                                        ------------------

Expenses
    Interest expense                                             4,250
    Accretion of Duke Agreement obligation                         512
    Amortization of deferred financing fees                        293
    Other expenses                                                 473
                                                        ------------------
Total expenses                                                   5,528
                                                        ------------------
Net loss                                                $        (961)
                                                        ------------------


The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                            (Unaudited, in thousands)







Balance, January 1, 2004             $            160,111
    Distribution to members                      (18,500)
    Net loss                                        (961)
                                     ---------------------
Balance, March 31, 2004              $            140,650
                                     =====================








The accompanying notes are an integral part of these consolidated financial statements.

                    MSW ENERGY HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Unaudited, in thousands)

                                                                                           For the Three
                                                                                           Months Ended
                                                                                          March 31, 2004
                                                                                    ----------------------------

Cash flows from operating activities:
   Net loss                                                                          $                    (961)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Equity in earnings of Ref-Fuel Holdings                                                           (4,539)
      Accretion of Duke Agreement obligation                                                                512
      Amortization of deferred financing fees                                                               293
      Distributions received from Ref-Fuel Holdings                                                      23,904
   Changes in operating assets and liabilities:
      Other current assets                                                                                   38
      Accounts payable and accrued liabilities                                                            (406)
      Due to related party                                                                                (230)
      Accrued interest on Senior Notes                                                                  (4,250)
      Other long-term liability
                                                                                    ----------------------------
         Net cash provided by operating activities                                                       14,361
                                                                                    ----------------------------
Cash flows from investing activities:
      Change in restricted cash                                                                               1
                                                                                    ----------------------------
         Net cash provided by investing activities
                                                                                                              1
                                                                                    ----------------------------
Cash flows from financing activities:
      Distribution to members                                                                          (18,500)
                                                                                    ----------------------------
         Net cash (used in) financing activities                                                       (18,500)
                                                                                    ----------------------------
Net decrease in cash and cash equivalents                                                               (4,138)
Cash and cash equivalents, beginning of period                                                            5,513
                                                                                    ----------------------------
      Cash and cash equivalents, end of period                                      $                     1,375
                                                                                    ============================
Supplemental cash flow disclosure
      Cash paid for interest                                                        $                     8,500
                                                                                    ============================

The accompanying notes are an integral part of these consolidated financial statements.


MSW Energy Holdings LLC and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Basis of Presentation

MSW Energy Holdings LLC (MSW Energy Holdings and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company and its consolidated wholly owned subsidiaries, MSW Energy Finance Co., Inc. (MSW Finance), a Delaware corporation, and MSW Energy Hudson LLC (MSW Hudson) a Delaware limited liability company, were organized in June 2003 for the purpose of acquiring and holding a 50% interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) from Duke Energy Corp. (Duke). The initial acquisition of Ref-Fuel Holdings (the initial closing) was completed on June 30, 2003. Prior to that date MSW Energy Holdings had no operations. MSW Finance, a wholly-owned subsidiary, was organized in June 2003, for the sole purpose of acting as co-issuer with MSW Energy Holdings of $200.0 million aggregate principal amount of 8 1/2% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance does not conduct operations of its own and has no assets.

At the initial closing, MSW Energy Holdings acquired MSW Hudson, which holds a 49.8% membership interest in Ref-Fuel Holdings. MSW Energy Holdings has agreed to acquire Duke Energy Erie, LLC (or Erie), a wholly-owned subsidiary of Duke, that holds an additional 0.2% membership interest in Ref-Fuel Holdings, within two years and six months after its purchase of MSW Hudson.

The Company was owned indirectly by affiliates of AIG Global Asset Management Holdings Corp. (AIGGIG) and Credit Suisse First Boston Private Equity Inc. (CSFB Private Equity). See Note 5.

Pursuant to a separate series of transactions (the UAE Transactions), which were completed on December 12, 2003, MSW Energy Holdings II LLC (MSW Energy Holdings
II) acquired a direct and indirect 50% membership interest in Ref-Fuel Holdings. At March 31, 2004, MSW Energy Holdings II was owned by UAE Ref-Fuel, which was owned indirectly by several private equity funds associated with DLJ Merchant Banking Partners III, L.P., each of which is managed by investment funds affiliated with CSFB Private Equity. Accordingly, effective December 12, 2003, Ref-Fuel Holdings became majority owned, directly and indirectly, and controlled by AIGGIG and CSFB Private Equity (the Control Group). See Note 5.

The Company's sole source of operating cash flow relates to its indirect 49.8% membership interest in Ref-Fuel Holdings. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel Company LLC (American Ref-Fuel or ARC). As a 49.8% owner that has voting control over an additional 0.2% interest, the Company does not have the ability to unilaterally control Ref-Fuel Holdings or American Ref-Fuel.

American Ref-Fuel owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. American Ref-Fuel owns or controls and operates six waste-to-energy facilities located in the northeastern United States, which we refer to as the ARC operating facilities. The subsidiaries of American Ref-Fuel that operate the ARC operating facilities (the ARC operating companies) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by those facilities.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the period presented. The accounting policies followed during interim periods reported are in conformity with accounting principles generally accepted in the United States of America; however, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company believes that the disclosures included are adequate and provide sufficient information. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for a full year.


2.       Significant Accounting Policies

Equity Method Investment

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate.

The Company has recorded its investment in Ref-Fuel Holdings as an equity-method investment whereby the Company's ownership percentage of 49.8% of Ref-Fuel Holdings is reflected on the accompanying consolidated balance sheets as "Investment in Ref-Fuel Holdings." The Company records its share of Ref-Fuel Holdings' earnings or losses as "Equity in earnings of Ref-Fuel Holdings" on the accompanying consolidated statement of operations. Cash distributions received from Ref-Fuel Holdings are included in the accompanying consolidated statement of cash flows as "Distribution received from Ref-Fuel Holdings."

Push-down Accounting

Upon consummation of the UAE Transactions and taking into account the Company's June 30, 2003 acquisition of membership interests in Ref-Fuel Holdings, the Control Group owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, Push-Down Accounting, requires that Ref-Fuel Holdings' financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over the net assets acquired by the Company on June 30, 2003 was pushed-down to Ref-Fuel Holdings and its subsidiaries on December 12, 2003.

Prior to push-down on December 12, 2003, identifiable intangible assets were included in "Investment in Ref-Fuel Holdings" on the Company's consolidated balance sheet and were amortized on a straight-line basis over their estimated useful lives. As a result of push-down accounting, the excess of the purchase price paid by the Company over the Company's share of members' equity of Ref-Fuel Holdings on the acquisition date has been allocated to the Company's proportionate share of the fair value of the assets acquired and liabilities assumed, based on an independent valuation of Ref-Fuel Holdings. See Note 4.


3.       Restricted Cash

Included in current and long-term restricted cash on the accompanying consolidated balance sheets at March 31, 2004 are $0.1 million in letters of credit support fees, $0.5 million relating to the Company's liability relating to the Duke Agreement (as defined in Note 4) payment due June 30, 2004 and an additional $5.0 million which is required to be funded into an escrow account on behalf of Duke Capital LLC (Duke Capital) by June 30, 2004 and held for the term of the obligation, subject to certain conditions, see Note 4.


4.       Acquisition of Membership Interests in Ref-Fuel Holdings

Pursuant to an equity purchase agreement between MSW Energy Holdings and Duke, MSW Energy Holdings agreed to acquire Duke's 50% membership interest in Ref-Fuel Holdings in two separate closings. At the initial closing on June 30, 2003, MSW Energy Holdings acquired MSW Hudson (formerly Duke Energy Hudson, LLC), which holds a 49.8% membership interest in Ref-Fuel Holdings. The Company has agreed to acquire Duke Energy Erie, LLC (Erie), a wholly-owned subsidiary of Duke that holds an additional 0.2% membership interest in Ref-Fuel Holdings, at a second closing to occur at a future date within two years and six months after the initial closing. At the initial closing, the Company entered into a voting agreement with Erie, pursuant to which Erie granted the Company the right to vote the 0.2% membership interest in Ref-Fuel Holdings held by Erie until such time as the membership interest in Erie is transferred to MSW Energy Holdings. As a result, MSW Energy Holdings has direct or indirect voting control of 50% of the membership interests in Ref-Fuel Holdings after the initial closing.

The aggregate cash purchase price for both the initial and second closing was $326.8 million, excluding acquisition related costs of $15 million and obligations assumed of $23 million. The purchase price payment for the second closing will be $1.3 million which has been recorded in other long-term liabilities on the accompanying consolidated balance sheet. The purchase price paid at the initial closing was financed with proceeds from the Company's offering of Senior Notes, together with capital contributions made by the Company's two members of $75.0 million each. The purchase price payable at the second closing is expected to be financed by cash on hand or capital contributions from the members.

The Company's share of members' equity of Ref-Fuel Holdings acquired as of June 30, 2003 was $144.9 million. As required by push-down accounting, the excess purchase price of $218.6 million has been allocated to the Company's proportionate share of the fair values of the assets acquired and liabilities assumed based on an independent valuation of Ref-Fuel Holdings tangible assets, property, plant and equipment, identifiable intangible assets and debt. The amounts allocated to tangible and intangible assets are amortized using the straight-line method over the estimated useful lives of the underlying assets or obligations ranging from ten to twenty years. Debt is being amortized based on the effective interest rate method over the life of the obligations.

A summary of the allocation of purchase price to the fair value of the assets acquired by the Company and the Company's underlying investment in Ref-Fuel Holdings' members' equity at June 30, 2003 is as follows (in thousands):


      Ref-Fuel Holdings' members' equity acquired                                    $   144,933
      Fixed assets and other adjustments                                                  76,363
      Identifiable intangible assets, net                                                154,068
      Goodwill                                                                           (12,050)
      Other long-term assets                                                              (2,892)
      Long-term debt                                                                     (22,405)
      Other long-term liabilities                                                         25,465
                                                                                   ---------------



        Purchase price for acquisition of 49.8% of Ref-Fuel Holdings                 $   363,482
                                                                                   ===============



In connection with the acquisition, the Company has entered into an agreement (the Duke Agreement) with Duke Capital, an affiliate of Duke, under which the Company agreed to pay Duke Capital certain future fees in exchange for Duke Capital's agreement to remain obligated under an existing support agreement related to Ref-Fuel Holdings. The fees payable under the Duke Agreement are subordinate to the Company's Senior Notes. The fees payable under the Duke Agreement escalate over time and a portion of such fees are to be deposited into an escrow account for the benefit of Duke Capital. The Company is in compliance with all of its obligations under this agreement.

Other long-term liabilities consist mainly of the present value of the obligation under the Duke Agreement at March 31, 2004.

The following table summarizes the components of the Company's interest in Ref-Fuel Holdings at March 31, 2004 (unaudited, in thousands):

Total investment in Ref-Fuel Holdings at January 1, 2004                               $      372,672
     Equity earnings of Ref-Fuel Holdings                                                       4,539
     Distributions received from Ref-Fuel Holdings                                            (23,904)
                                                                                      ---------------
        Total investment in Ref-Fuel Holdings at March 31, 2004                        $      353,307
                                                                                      ===============


Pro Forma Information

Unaudited pro forma results showing the effects of the acquisition as if it had occurred on January 1, 2003 are as follows (in thousands):

                                                                                               Pro Forma For
                                                                     Three Months                the Three
                                                                         Ended                  Months Ended
                                                                     March 31, 2004             March 31, 2003
                                                                  -----------------------  -----------------------
Revenue
   Equity in net earnings of Ref-Fuel Holdings                    $             4,539      $             2,086
   Interest income                                                                 28                        -
                                                                  -----------------------  -----------------------
Total revenue                                                                   4,567                    2,086
                                                                  -----------------------  -----------------------
Expenses
   Interest expense                                                             4,250                    4,250
   Accretion of Duke Agreement obligation                                         512                      491
   Amortization of deferred financing fees                                        293                      293
   Other expenses                                                                 473                      223
                                                                  -----------------------  -----------------------
Total expenses                                                                  5,528                    5,257
                                                                  -----------------------  -----------------------
Net loss                                                          $              (961)     $            (3,171)
                                                                  =======================  ========================


These results are not necessarily indicative of the results of operations that would have been acquired had the acquisition taken place at the beginning of 2003.

Ref-Fuel Holdings Information

Summarized condensed balance sheet information of Ref-Fuel Holdings, is as follows (in thousands):

                                            As of                           As of
                                       March 31, 2004                 December 31, 2003
                                     --------------------           -----------------------
                                          (unaudited)

Current assets                          $       184,340                $       233,151
Noncurrent assets                             1,885,230                      1,894,757
Current liabilities                             148,570                        133,358
Noncurrent liabilities                        1,218,787                      1,253,250
Members' Equity                                 702,213                        741,300


Summarized statement of operations information for Ref-Fuel Holdings is as follows (unaudited, in thousands):

                                                 For the Three Months
                                                         Ended
                                                    March 31, 2004
                                                -----------------------

Revenues                                          $          102,105
Operating income                                              18,758
Net earnings                                                   8,802
Company's equity in net earnings                               4,539


5.       Subsequent Event

On April 30, 2004, MSW Acquisition LLC, MSW Energy Holdings' 50% parent as of March 31, 2004, which is owned by ten investment funds indirectly controlled by Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), acquired an additional 10% of the membership interests in MSW Energy Holdings from Highstar Renewable Fuels LLC (Highstar). The source of consideration was capital contributions from limited partners of the ten investment funds. Prior to this transaction, there was no controlling person of MSW Energy Holdings, which was owned 50% by MSW Acquisition and 50% by Highstar, an indirect subsidiary of American International Group, Inc. (AIG).

Concurrently on April 30, 2004, Highstar sold to United American Energy Holdings Corp. (UAE Holdings) 0.01% of the outstanding membership interests in MSW Energy Holdings pursuant to a membership interests purchase agreement dated as of January 26, 2004. On April 29, 2004, Highstar transferred 39.89% of the outstanding membership interests in MSW Energy Holdings to Highstar Renewable Fuels I LLC (Highstar I), an entity owned by Highstar and AIG Highstar Capital, L.P., an investment fund managed by affiliates of Highstar. As a result of these transactions, MSW Acquisition LLC owns 60%, Highstar and Highstar I collectively own 39.99% and UAE Holdings owns 0.01% of the outstanding membership interests in MSW Energy Holdings. UAE Holdings will be the managing member of MSW Energy Holdings.

Concurrently on April 30, 2004, affiliates of CSFB Private Equity sold to Highstar Renewable Fuels II LLC (Highstar II), a wholly-owned subsidiary of Highstar (together with Highstar I and Highstar II, the Highstar Entities), 40% of the outstanding shares of common stock of UAE Holdings and 40% of the principal amount of certain promissory notes issued by UAE Holdings pursuant to a securities purchase agreement dated January 26, 2004. As a result of this transaction, the CSFB Private Equity affiliates collectively own 60% and Highstar II owns 40% of the outstanding shares of common stock of UAE Holdings.

The parties entered into a stockholders' agreement and members' agreement that provide for the governance of UAE Holdings, MSW Energy Holdings and their subsidiaries.

Pursuant to the stockholders' agreement, the affiliates of CSFB Private Equity, on the one hand, and the Highstar Entities, on the other hand, will have representation on the boards of directors of UAE Holdings and its subsidiaries that will be generally proportionate to their ownership in UAE Holdings. Although affiliates of CSFB Private Equity will initially have the ability to appoint a majority of the members of the boards of directors of these entities, the terms of the stockholders' agreement provide that none of UAE Holdings, MSW Energy Holdings (through UAE Holdings as its managing member) or in many cases their subsidiaries will be able to take certain significant actions without the consent of the affiliates of CSFB Private Equity and Highstar II, so long as they continue to own a minimum percentage of the common stock of UAE Holdings. The stockholders' agreement and members' agreement also provide for transfer restrictions, a right of first offer, tag-along rights, drag-along rights and participation rights with respect to UAE Holdings and MSW Energy Holdings, respectively. The parties also entered into a registration rights agreement with respect to the common stock of UAE Holdings.

In connection with the transactions in the membership interests purchase agreement, the members of MSW Energy Holdings adopted the Second Amended and Restated Limited Liability Company Agreement which provides that UAE Holdings is the Managing Member. The agreement also provides that, solely for purposes of
(i) taking any action that requires the approval of the Board of Directors of MSW Energy Holdings pursuant to the terms of, and as defined in, the indenture for MSW Energy Holdings' 8-1/2% Senior Secured Notes due 2010, or pursuant to any other the note document and (ii) the definition of Continuing Directors (as defined in such indenture), the Board of Directors of the Managing Member is deemed to constitute the Board of Directors of MSW Energy Holdings.

MSW Energy Holdings is currently assessing the transactions to determine if there will be an impact to its accounting treatment of its investment in Ref-Fuel Holdings on the financial statements.

Ref-Fuel Holdings LLC and Subsidiaries

Unaudited Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003, and for the Three Months Ended
March 31, 2004 and 2003

                     Ref-Fuel Holdings LLC and Subsidiaries
                          Consolidated Balance Sheets
                                 (In Thousands)


                                                                       March 31, 2004             December 31, 2003
                                                                       --------------             -----------------
                              Assets                                     (unaudited)
Current assets
    Cash and cash equivalents                                       $             53,337        $               96,511
    Restricted cash and short-term investments                                    46,298                        52,753
    Accounts receivable, net of allowance for doubtful
       accounts of  $1,747 and $1,955, respectively                               72,241                        73,989
    Prepaid expenses and other current assets                                     12,464                         9,898
                                                                    ----------------------     ------------------------
Total current assets                                                             184,340                       233,151
                                                                    ----------------------     ------------------------

Long-term assets
    Property, plant and equipment, net                                         1,222,083                     1,220,949
    Intangible assets, net                                                       566,826                       584,275
    Goodwill                                                                       2,175                         2,175
    Restricted cash and long-term investments                                     85,422                        84,709
    Other long-term assets                                                         8,724                         2,649
                                                                    ----------------------     ------------------------
Total long-term assets                                                         1,885,230                     1,894,757
                                                                    ----------------------     ------------------------


Total assets                                                        $          2,069,570        $            2,127,908
                                                                    ======================     ========================

                  Liabilities and Members' Equity
Current liabilities

    Accounts payable and other current liabilities                  $             45,311        $               39,610
    Current portion of long-term debt                                             82,876                        81,907
    Accrued interest payable                                                      20,383                        11,841
                                                                    ----------------------     ------------------------
Total current liabilities                                                        148,570                       133,358
                                                                    ----------------------     ------------------------

Long-term liabilities
    Long-term debt                                                             1,027,066                      1,060,780
    Other long-term liabilities                                                  191,721                        192,470
                                                                    ----------------------     ------------------------
Total long-term liabilities                                                    1,218,787                      1,253,250
                                                                    ----------------------     ------------------------
Total liabilities                                                              1,367,357                      1,386,608
                                                                    ----------------------     ------------------------

Members' equity
    Total members' equity                                                       702,213                        741,300
                                                                    ----------------------     ------------------------
Total liabilities and members' equity                               $         2,069,570        $             2,127,908
                                                                   ======================     ========================

The accompanying notes are an integral part of these consolidated financial statements.


                     Ref-Fuel Holdings LLC and Subsidiaries

      Consolidated Statements of Operations and Other Comprehensive Income
                           (Unaudited, In Thousands)

                                                       For the Three       |       For the Three
                                                       Months Ended        |        Months Ended
                                                      March 31, 2004       |       March 31, 2003
                                                    --------------------   |   -----------------------
Revenues                                                                   |
     Waste disposal and related services                    $    65,321    |            $      63,333
     Energy                                                      31,658    |                   40,786
     Other                                                        5,126    |                    1,912
                                                    --------------------   |   -----------------------
          Total net revenues                                    102,105    |                  106,031
                                                                           |
Expenses                                                                   |
     Operating                                                   54,621    |                   49,048
     Depreciation and amortization                               17,371    |                   15,415
     General and administrative                                  10,833    |                   11,660
     Loss on asset retirements                                      522    |                    1,734
                                                    --------------------   |   -----------------------
                                                                           |
                 Operating income                                18,758    |                   28,174
                                                                           |
Interest income                                                     740    |                      745
                                                                           |
Interest expense                                                (10,834)   |                  (14,858)
                                                                           |
Other income, net                                                   138    |                      146
                                                    --------------------   |   -----------------------
                                                                           |
Net income                                                        8,802    |                   14,207
                                                                           |
Other comprehensive income                                          111    |                        -
                                                    --------------------   |   -----------------------
                                                                           |
Total comprehensive income                                  $     8,913    |            $      14,207
                                                    ====================   |   =======================

The accompanying notes are an integral part of these consolidated financial statements.


                     Ref-Fuel Holdings LLC and Subsidiaries

                   Consolidated Statements of Members' Equity
                           (Unaudited, In Thousands)



                                                      MSW Energy         MSW Energy              Other
                                         Duke          Holdings          Holdings II         Comprehensive
                                       Interests      Interests           Interests             Income             Total
                                      ------------ ----------------- -------------------- -------------------- -------------
Balance, January 1, 2004                   $  666       $   371,365          $   368,752           $      517  $   741,300
     Comprehensive income for the
          period                               45             4,539                4,218                  111        8,913
     Distributions to members                  96            23,904               24,000                    -       48,000
                                      ------------ ----------------- -------------------- -------------------- -------------
     Balance, March 31, 2004               $  615       $   352,000          $   348,970           $      628  $   702,213
                                      ------------ ----------------- -------------------- -------------------- -------------

The accompanying notes are an integral part of these consolidated financial statements.


                     Ref-Fuel Holdings LLC and Subsidiaries

                     Consolidated Statements of Cash Flows
                           (Unaudited, In Thousands)

                                                                        For the Three           |        For the Three
                                                                        Months Ended            |        Months Ended
                                                                        March 31, 2004          |        March 31, 2003
                                                                   --------------------------   |   ------------------------
Cash flows from operating activities                                                            |
   Net income                                                                 $      8,802      |           $       14,207
   Adjustments to reconcile net income to net cash                                              |
         provided by operating activities                                                       |
        Depreciation and amortization                                               25,414      |                   18,825
        Revenue contact levelization                                                 5,524      |                    3,284
        Interest on loss contracts                                                       -      |                      491
        Loss on asset retirements                                                      522      |                    1,734
   Changes in assets and liabilities                                                            |
         Accounts receivable, net                                                    1,748      |                    1,555
         Prepaid expenses and other current assets                                  (2,566)     |                   (2,630)
         Other long-term assets                                                     (6,075)     |                   (5,514)
         Accounts payable and other current liabilities                              4,367      |                    4,416
         Accrued interest payable                                                    8,542      |                    4,574
         Other long-term liabilities                                                  (712)     |                    2,120
                                                                   --------------------------   |   ------------------------
   Net cash provided by operating activities                                        45,566      |                   43,062
                                                                   --------------------------   |   ------------------------
                                                                                                |
Cash flows from investing activities                                                            |
   Change in restricted cash and investments, net                                    5,853      |                    4,724
   Additions of property, plant and equipment                                      (19,397)     |                  (16,147)
   Proceeds from sale of assets                                                        405      |                        -
                                                                   --------------------------   |   ------------------------
Net cash (used in) investing activities                                            (13,139)     |                  (11,423)
                                                                   --------------------------   |   ------------------------
                                                                                                |
Cash flows from financing activities                                                            |
   Repayments of long-term debt                                                    (27,601)     |                  (32,422)
   Payment of financing costs                                                            -      |                      (47)
   Distributions paid to members                                                   (48,000)     |                  (45,000)
                                                                   --------------------------   |   ------------------------
Net cash (used in) financing activities                                            (75,601)     |                  (77,469)
                                                                   --------------------------   |   ------------------------
                                                                                                |
Net decrease in cash and cash equivalents                                          (43,174)     |                  (45,830)
Cash and cash equivalents, beginning of period                                      96,511      |                   70,173
                                                                   --------------------------   |   ------------------------
Cash and cash equivalents, end of period                                      $     53,337      |            $      24,343
                                                                   ==========================   |   ========================

The accompanying notes are an integral part of these consolidated financial statements.


Ref-Fuel Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(1)      Organization and Basis of Presentation

Ref-Fuel Holdings LLC (Ref-Fuel Holdings), which was formerly known as Duke/UAE Ref-Fuel LLC, is a Delaware limited liability company formed in 1997. Ref-Fuel Holdings was formed with the purpose of investing in American Ref-Fuel Company and affiliated partnerships (ARC or American Ref-Fuel). American Ref-Fuel was established with the primary objectives of (a) owning certain partnerships that develop, own and operate waste-to-energy (WTE) facilities that combust municipal solid waste and produce energy in the form of electricity and steam and (b) procuring waste for such facilities.

Prior to June 30, 2003, Ref-Fuel Holdings was owned 50% by United American Energy Corp. (UAE) and 50% by Duke Energy Corporation (Duke). Effective June 30, 2003, Duke sold membership interests representing 49.8% of Ref-Fuel Holdings to MSW Energy Holdings LLC (MSW Energy Holdings), which was jointly owned by (a) Highstar Renewable Fuels LLC (Highstar), which is affiliated with AIG Global Asset Management Holdings Corp. (AIGGIG), a subsidiary of American International Group, Inc.; and (b) MSW Acquisition LLC (MSW Acquisition) which is owned by several funds affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), the global private equity arm of Credit Suisse First Boston.

On December 12, 2003, MSW Merger LLC, an affiliate of CSFB Private Equity, merged with and into United American Energy Holdings Corp. (UAE Holdings), a Delaware corporation, which continued as the surviving corporation in the merger. UAE Holdings is the direct parent of UAE. As a result of this merger, the UAE ownership in Ref-Fuel Holdings was transferred to MSW Energy Holdings II LLC (MSW Energy Holdings II).

Upon consummation of the merger and taking into account the June 30, 2003 acquisition by MSW Energy Holdings of Duke's membership interest in Ref-Fuel Holdings (the MSW Transactions), affiliates of CSFB Private Equity and AIGGIG (collectively, the Control Group) own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercise voting rights with respect to Duke's remaining 0.2% interest). As a result, and in accordance with Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting," Ref-Fuel Holdings' financial statements reflect the effects of its change in ownership and the new owners' basis in the net assets and liabilities acquired. Accordingly, the statement of operations and the statement of cash flows for the three month period ended March 31, 2003, reflect the results prior to the change in bases resulting from the application of push-down accounting. The statement of operations and the statement of cash flows for the three month period ended March 31, 2004 and the balance sheets as of March 31, 2004 and December 31, 2003 reflect the results subsequent to the push-down adjustments.

Prior to the MSW Transactions, profits and losses of Ref-Fuel Holdings were allocated among its members based on ownership percentages. Subsequent to the MSW Transactions, profits and losses are allocated based upon the members' ownership percentages adjusted for the amortization of the respective members' incremental bases in the assets and liabilities based on an independent valuation of Ref-Fuel Holdings. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated interim financial statements presented include: (a) American Ref-Fuel Company (Ref-Fuel Management); (b) TransRiver Marketing Company, L.P. (TransRiver); (c) American Ref-Fuel Company of Hempstead (Hempstead); (d) American Ref-Fuel Company of Essex County (Essex); (e) American

Ref-Fuel Company of Southeastern Connecticut (Seconn); (f) American Ref-Fuel Company of Niagara, L.P. (Niagara); (g) American Ref-Fuel Company of Semass, L.P. (Ref-Fuel Semass); (h) American Ref-Fuel Operations of Semass, L.P. (Semass Operator); (i) American Ref-Fuel Company of Delaware Valley, L.P. (Delaware Valley) (collectively referred to as the American Ref-Fuel Partnerships).

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the period presented. The accounting policies followed during interim periods reported are in conformity with accounting principles generally accepted in the United States of America; however, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003. The Company believes that the disclosures included are adequate and provide sufficient information. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for a full year.

(2)      Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period's presentation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (a) reported amounts of assets and liabilities at the date of the financial statements; (b) disclosures of contingent assets and liabilities at the date of the financial statements; and
(c) the reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, estimated useful lives and fair value adjustments of net tangible and intangible assets, liabilities for self-insurance and certain landfill liabilities. Such estimates are revised as necessary when additional information becomes available. Actual results could differ from those estimates.

(3)      Business Combinations

The MSW Transactions

As described in Note 1, the MSW Transactions consisted of MSW Energy Holdings' purchase of Duke's 49.8% indirect ownership of Ref-Fuel Holdings and MSW Energy Holdings II's purchase of UAE's 50% indirect ownership of Ref-Fuel Holdings, resulting in a change of control as of December 12, 2003. As a result, the Ref-Fuel Holdings' assets were valued by independent appraisers in order to assist management in the determination of the purchase price allocations relating to the fair market value of the assets and liabilities acquired.

In recording the MSW Transactions in accordance with EITF Topic D-97, "Push-Down Accounting," Ref-Fuel Holdings recorded incremental fair value of $407.7 million as an addition to members' equity and applied the respective fair value of the acquisitions in accordance with Financial Accounting Standards Board Statement

No. 141, "Business Combinations" (FAS 141). The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Ref-Fuel Holdings' management, using a valuation prepared by the independent appraisers.

Pro Forma Information

The accompanying unaudited pro forma consolidated statements of operations for the three months ended March 31, 2003 gives effect to the ownership changes (see
Note 1) as if it occurred on January 1, 2003. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the actual results of operations that would have been achieved had the MSW Transactions taken place at the beginning of 2003 (unaudited, in thousands):

                                                                    For the three months
                                                                    Ended March 31, 2003
                                                             ------------------------------------
Revenues
   Waste disposal and related services                                           $        62,314
   Energy                                                                                 32,169
   Other                                                                                   1,912
                                                             ------------------------------------
          Total net revenues                                                              96,395
Expenses
   Operating                                                                              49,048
   Depreciation and amortization                                                          17,728
   General and administrative                                                             11,660
   Loss on asset retirements                                                               1,734
                                                             ------------------------------------
          Operating income                                                                16,225
Interest income                                                                              745
Interest expense                                                                        (13,282)
Other income, net                                                                            190
                                                             ------------------------------------
Net income                                                                       $         3,878
                                                             ====================================


(4)      Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):


                                              Useful Life           March 31, 2004              December 31, 2003
                                           ------------------    -----------------------     ----------------------------
                                                                      (unaudited)

Plant and equipment                           2-50 years         $            1,151,345         $              1,145,961
Land                                                                              3,814                            3,885
Leasehold improvements                      Up to 17 years                       39,078                           40,412
Landfill                                       13 years                          15,470                           15,470
Spare parts                                                                      12,253                           12,253
Construction in progress                                                         19,603                            6,359
                                                                 -----------------------     ----------------------------
Total property, plant and equipment                                           1,241,563                        1,224,340
Accumulated depreciation                                                        (19,480)                          (3,391)
                                                                 -----------------------     ----------------------------
Property, plant and equipment, net                               $            1,222,083         $              1,220,949
                                                                 =======================     ============================


(5)      Intangible Assets

Intangible assets consist of the following (in thousands):


                                          Useful Life             March 31, 2004                December 31, 2003
                                       ------------------    --------------------------    -----------------------------
                                                                    (unaudited)

Energy contracts                              6-18 years    $                  522,430    $                     522,430
Waste contracts                                  6 years                        23,600                           23,600
Emissions credits                             Indefinite                        37,827                           37,827
Other intangibles                             Indefinite                         3,579                            3,579
                                                             --------------------------    -----------------------------
                                                                               587,436                          587,436
Accumulated amortization                                                       (20,610)                          (3,161)
                                                             --------------------------    -----------------------------
Intangible assets, net                                        $                566,826    $                     584,275
                                                             ==========================    =============================



(6)      Supplemental Disclosure of Cash Flow Information

Depreciation and amortization expense included in the Statements of Cash Flows consists of the following expenses (revenues) (unaudited, in thousands):

                                                                            For the Three              For the Three
                                                                             Months Ended               Months Ended
    Asset / liability                 Statement of operations               March 31, 2004             March 31, 2003
---------------------------    ---------------------------------------    -------------------        ------------------
Property, plant and
     equipment                 Depreciation and amortization (1)          $           17,371         $          15,415
Energy contracts               Energy revenues                                        16,263                     7,600
Long-term waste                Waste disposal and related                             (1,897)                   (2,282)
     contracts                      services
Lease                          Operating expenses (rent expense)                      (1,169)                   (1,320)
Debt                           Interest expense                                       (5,144)                     (475)
Deferred revenue               Waste disposal and related
                                    services and energy revenues                         (10)                     (113)
                                                                          -------------------        ------------------
Total                                                                     $           25,414         $          18,825
                                                                          ===================        ==================

Supplemental disclosures
Other comprehensive income                                                $              111         $               -
Cash paid interest                                                                     7,434                    10,270


(1) Includes amortization of other intangible assets


(7)      Subsequent Events

On April 30, 2004, MSW Acquisition LLC, MSW Energy Holdings' 50% parent as of March 31, 2004, which is owned by ten investment funds indirectly controlled by Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), acquired an additional 10% of the membership interests in MSW Energy Holdings from Highstar Renewable Fuels LLC (Highstar). The source of consideration was capital contributions from limited partners of the ten investment funds. The amount of consideration was $15.8 million. Prior to this transaction, there was no controlling person of MSW Energy Holdings, which was owned 50% by MSW Acquisition and 50% by Highstar, an indirect subsidiary of American International Group, Inc. (AIG).

Concurrently on April 30, 2004, Highstar sold to United American Energy Holdings Corp. (UAE Holdings) 0.01% of the outstanding membership interests in MSW Energy Holdings pursuant to a membership interests purchase agreement dated as of January 26, 2004. On April 29, 2004, Highstar transferred 39.89% of the outstanding membership interests in MSW Energy Holdings to Highstar Renewable Fuels I LLC (Highstar I), an entity owned by Highstar and AIG Highstar Capital, L.P., an investment fund managed by affiliates of Highstar. As a result of these transactions, MSW Acquisition LLC owns 60%, Highstar and Highstar I collectively own 39.99% and UAE Holdings owns 0.01% of the outstanding membership interests in MSW Energy Holdings. UAE Holdings will be the managing member of MSW Energy Holdings.

Concurrently on April 30, 2004, affiliates of CSFB Private Equity sold to Highstar Renewable Fuels II LLC (Highstar II), a wholly-owned subsidiary of Highstar (together with Highstar I and Highstar II, the Highstar Entities), 40% of the outstanding shares of common stock of UAE Holdings and 40% of the principal amount of certain promissory notes issued by UAE Holdings pursuant to a securities purchase agreement dated January 26, 2004. As a result of this transaction, the CSFB Private Equity affiliates collectively own 60% and Highstar II owns 40% of the outstanding shares of common stock of UAE Holdings.

The parties entered into a stockholders' agreement and members' agreement that provide for the governance of UAE Holdings, MSW Energy Holdings and their subsidiaries.

Pursuant to the stockholders' agreement, the affiliates of CSFB Private Equity, on the one hand, and the Highstar Entities, on the other hand, will have representation on the boards of directors of UAE Holdings and its subsidiaries that will be generally proportionate to their ownership in UAE Holdings. Although affiliates of CSFB Private Equity will initially have the ability to appoint a majority of the members of the boards of directors of these entities, the terms of the stockholders' agreement provide that none of UAE Holdings, MSW Energy Holdings (through UAE Holdings as its managing member) or in many cases their subsidiaries will be able to take certain significant actions without the consent of the affiliates of CSFB Private Equity and Highstar II, so long as they continue to own a minimum percentage of the common stock of UAE Holdings. The stockholders' agreement and members' agreement also provide for transfer restrictions, a right of first offer, tag-along rights, drag-along rights and participation rights with respect to UAE Holdings and MSW Energy Holdings, respectively. The parties also entered into a registration rights agreement with respect to the common stock of UAE Holdings.

In connection with the transactions by the membership interests purchase agreement, the members of MSW Energy Holdings adopted the Second Amended and Restated Limited Liability Company Agreement which provides that UAE Holdings is the Managing Member. The agreement also provides that, solely for purposes of
(i) taking any action that requires the approval of the Board of Directors of MSW Energy Holdings pursuant to the terms of, and as defined in, the indenture for MSW Energy Holdings' 8-1/2% Senior Secured Notes due 2010, or pursuant to any other the note document and (ii) the definition of Continuing Directors (as defined in such indenture), the Board of Directors of the Managing Member is deemed to constitute the Board of Directors of MSW Energy Holdings.

Ref-Fuel Holdings is currently assessing the transactions to determine if there will be an impact on its financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion contains forward-looking statements. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Risk Factors," below. The following should be read in conjunction with the financial statements and related notes included elsewhere in this report. We hold a 49.8% indirect membership interest in Ref-Fuel Holdings. The financial statements and other financial information contained in this report relating to Ref-Fuel Holdings are not directly comparable to our financial statements and other financial information.

The following is a discussion of the financial condition and results of operations for the three months ended March 31, 2004. This discussion should be read in connection with our historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003, as well as the historical financial statements of Ref-Fuel Holdings.


MSW ENERGY HOLDINGS LLC

General

We were formed and acquired our interest in Ref-Fuel Holdings in June 2003. Because our sole source of operating cash flow relates to our 49.8% indirect membership interest in Ref-Fuel Holdings, our performance and significant source of future liquidity depends solely on cash distributions, if any, from Ref-Fuel Holdings. Because we were not yet in existence, there are no financial results for the first quarter of 2003 comparable to the data for the first quarter of 2004. Ref-Fuel Holdings, however, did have results for the two periods. The information contained in "Management's Discussion and Analysis--MSW Energy Holdings" should be read in conjunction with the discussion below under "Supplemental Discussion and Analysis of Ref-Fuel Holdings". The information on Ref-Fuel Holdings is not directly comparable to the results of MSW Energy Holdings because MSW Energy Holdings owns only a 49.8% interest in Ref-Fuel Holdings.

The following summarizes the historical financial information for MSW Energy Holdings as of and for the three months ended March 31, 2004 (unaudited, in thousands):

                                                     For the Three Months
                                                     Ended March 31, 2004
                                                    ----------------------

Statement of Operations Data:
Equity in net earnings of Ref-Fuel Holdings          $              4,539
Interest income                                                        28
Interest expense                                                   (4,250)
Accretion of Duke Agreement obligation                               (512)
Amortization of deferred financing fees                              (293)
Other expenses                                                       (473)
                                                    ----------------------
Net loss                                             $               (961)
                                                    ----------------------

Cash Flow Data:
Cash provided by operating activities                $             14,361
Cash provided by investing activities                                   1
Cash used in financing activities                                 (18,500)

Balance Sheet Data (at March 31, 2004):
Investment in Ref-Fuel Holdings                       $           353,307
Total assets                                                      367,812
Total debt                                                        200,000
Total members' equity                                             140,650


Results of Operations

For the Three Months Ended March 31, 2004

     Equity in earnings of Ref-Fuel Holdings. Equity in net earnings of Ref-Fuel Holdings of $4.5 million for the three months ended March 31, 2004 represents our share (49.8%) of the earnings of Ref-Fuel Holdings as adjusted by the bases differential.

     Interest income. Interest income for the three months ended March 31, 2004 represents interest on cash and cash equivalents at rates ranging from 0.5% to 1.5%.

     Interest expense. Interest expense of $4.3 million for the three months ended March 31, 2004 represents 8.5% annual interest on our Senior Notes.

     Accretion of Duke Agreement obligation. Accretion of Duke Agreement obligation of $0.5 million for the three months ended March 31, 2004 represents accretion of interest on the amounts due under the Duke Agreement (see "Contractual Obligations and Commercial Commitments" below) using the effective interest method.

     Amortization of deferred financing fees. Amortization of deferred financing fees of $0.3 million for the three months ended March 31, 2004 represents amortization of direct costs associated with the Senior Notes over the seven-year life of the Senior Notes.

     Other expenses. Other operating expenses of $0.5 million for the three months ended March 31, 2004 represent expenses incurred for a letter of credit and our operations and administration.

Debt Covenant

The indenture under which our Senior Notes were issued requires, among other things, but subject to certain exceptions, that we not permit any restricted payment unless certain ratio covenants based on our proportionate ownership of Ref-Fuel Holdings have been met. We are presenting proforma proportionate adjusted data, including proportionate total cash and cash equivalents and reserves, proportionate total debt, proportionate interest expense and proportionate Adjusted EBITDA because these proforma twelve months results are used in the calculation of the restrictive covenants contained in the indenture governing our Senior Notes.

The unaudited summary pro forma condensed consolidated statements of operations data, pro forma MSW Energy Holdings other data and pro forma proportionate other data for the twelve months ended March 31, 2004, have been prepared as if the MSW Transactions and issuance of the Senior Notes had occurred on April 1, 2003. Accordingly, the following table includes the effects of push-down accounting on Ref-Fuel Holdings as if the MSW Transactions had occurred on April 1, 2003.

The following table includes certain items that are not measures under generally accepted accounting principles and are not intended to supplant the information provided in accordance with generally accepted accounting principles. Furthermore, these measures may not be comparable to those used by other companies. The following tables should be read in conjunction with our historical financial statements and related notes, the historical financial statements and related notes of Ref-Fuel Holdings and the "Supplemental Discussion and Analysis of Ref-Fuel Holdings" (unaudited, in thousands).


                                                                                                     Pro Forma
                                                                                                Twelve Months Ended
                                                                                                     March 31,
                                                                                                        2004
                                                                                                ---------------------
Pro Forma MSW Energy Holdings other data

Dividends received (1)                                                                          $             37,624
Cash flow available for debt service (2)                                                                      37,374
Ratio of cash flows available for debt service to interest                                                      2.2x

Pro Forma Proportionate other data

Proportionate total cash and cash equivalents and reserves (3)                                  $             99,097
Proportionate total debt (4)                                                                                 752,751
Proportionate Adjusted EBITDA (5)                                                                            134,717
Proportionate interest expense (6)                                                                            51,478
Proportionate net leverage ratio (7)                                                                            4.9x
Ratio of proportionate Adjusted EBITDA to proportionate
   interest expense (8)                                                                                         2.6x

(1)  Dividends received calculated as if we owned 49.8% of Ref-Fuel Holdings as of April 1, 2003:


                                                          Pro Forma
                                                     Twelve Months Ended
                                                        March 31, 2004
                                                 ----------------------------

  Ref-Fuel Holdings dividends paid                            $        75,550
  MSW Energy Holdings ownership percentage                              49.8%
                                                              ---------------
  Pro Forma distributions received                            $        37,624
                                                              ---------------

(2) Cash flow available for debt service is based on proforma distributions less letter of credit fees payable in connection with the equity contribution agreement.

(3) Total Ref-Fuel Holdings and MSW Energy Holdings cash and cash equivalents and reserves include, in addition to cash and cash equivalents, both restricted cash and short-term investments and restricted cash and long-term investments.

Proportionate Total Cash and Cash Equivalents and Reserves is calculated as follows (in thousands):

                                                                                               March 31, 2004
                                                                                       -----------------------------
Ref-Fuel Holdings cash and cash equivalents                                                 $               53,337
Ref-Fuel Holdings restricted cash and short-term investments                                                46,298
Ref-Fuel Holdings restricted cash and long-term investments                                                 85,422
                                                                                       -----------------------------
Total Ref-Fuel Holdings cash and cash equivalents and reserves                                             185,057
MSW Energy Holdings ownership percentage                                                                     49.8%
                                                                                       -----------------------------
Ref-Fuel Holdings proportionate total cash and cash equivalents and reserves                                92,158
MSW Energy Holdings total cash and cash equivalents                                                          6,939
                                                                                       -----------------------------
MSW Energy Holdings proportionate consolidated total cash and cash equivalents and
    reserves                                                                                $               99,097
                                                                                       -----------------------------



(4) MSW Energy Holdings Proportionate Total Debt is defined as 49.8% of the total debt for Ref-Fuel Holdings (excluding unamortized debt premium) plus our total debt.

Proportionate total debt is calculated as follows (in thousands):


                                                                                               March 31, 2004
                                                                                       -----------------------------
Ref-Fuel Holdings  current portion of long-term debt                                   $               82,876
Ref-Fuel Holdings  long-term debt (excluding net unamortized debt premium of
   $65.2 million)                                                                                   1,027,066
                                                                                       -----------------------------
Total Ref-Fuel Holdings debt (excluding net unamortized debt premium of $65.2
   million)                                                                                         1,109,942
MSW Energy Holdings ownership percentage                                                                49.8%
                                                                                       -----------------------------
Ref-Fuel Holdings  proportionate total debt                                                           552,751
MSW Energy Holdings total debt                                                                        200,000
                                                                                       -----------------------------
Proportionate total debt                                                               $              752,751
                                                                                       -----------------------------



(5) Proportionate Adjusted EBITDA is defined as 49.8% of the pro forma Adjusted EBITDA of Ref-Fuel Holdings. Adjusted EBITDA (as calculated below) is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

Proportionate Adjusted EBITDA for the last twelve months ended March 31, 2004 is calculated by subtracting the results for the three months ended March 31, 2003 from the twelve months ended December 31, 2003, and then adding the three months ended March 31, 2004, as follows (in thousands):

                                                                            Pro Forma      Actual Three    Pro Forma
                                                            Pro Forma       Three Months      Months     Twelve Months
                                                           Year Ended       Ended March     Ended March       Ended
                                                         December 31, 2003    31, 2003       31, 2004    March 31, 2004
                                                        ------------------ -------------   ------------ ---------------
Ref-Fuel Holdings:
     Operating income                                   $         127,737  $     16,225    $    18,758  $      130,270
     Depreciation and amortization                                 68,094        17,728         17,371          67,737
     Loss on retirements                                            2,207         1,734            522             995
                                                        ------------------ -------------   ------------ ---------------
     EBITDA                                                       228,221        35,687         36,651         199,002
     Fair value adjustment amortization
       and revenue levelization adjustments                        69,608        16,805         18,711  $       71,514
                                                        ------------------ -------------   ------------ ---------------
     Adjusted EBITDA                                    $         267,646  $     52,492    $    55,362  $      270,516

MSW Energy Holdings ownership percentage                                                                          49.8%
                                                                                                        ---------------
MSW Energy Holdings Proportionate Adjusted EBITDA                                                       $      134,717




(6) Proportionate interest expense is defined as 49.8% of the pro forma interest expense for American Ref-Fuel plus 100% of our pro forma interest expense.

The following table reconciles MSW Energy Holdings Proportionate Interest Expense (in thousands):

                                                               Pro Forma
                                                          Twelve Months Ended
                                                             March 31, 2004
                                                         ----------------------
Pro Forma Ref-Fuel Holdings interest expense                        $    69,233
MSW Energy Holdings ownership percentage                                  49.8%
                                                                    -----------
Ref-Fuel Holdings proportionate interest expense                         34,478
MSW Energy Holdings pro forma interest expense                           17,000
                                                                    -----------
MSW Energy Holdings proportionate interest expense                  $    51,478
                                                                    -----------

(7) Proportionate net leverage ratio is defined as the quotient of proportionate total debt less proportionate total cash divided by proportionate Adjusted EBITDA.

(8) Proportionate Adjusted EBITDA to proportionate interest expense is defined as the quotient of proportionate Adjusted EBITDA divided by proportionate interest expense.

Operating Activities

Our net cash provided by operating activities of $14.4 million for the period for the three months ended March 31, 2004 relates primarily to the distributions received from Ref-Fuel Holdings of $23.9 million in 2004 offset by the payment of $8.5 million of interest on our Senior Notes, $0.5 million reimbursed to Ref-Fuel Holdings for costs paid on our behalf and payments for our operating costs.

Investing Activities

Our net cash provided by investing activities for the three months ended March 31, 2004 relates to a change in our restricted cash balance.

Financing Activities

Our net cash used in financing activities of $18.5 million for the three months ended March 31, 2004 relates entirely to our distribution to members on March 31, 2004.

Critical Accounting Policies

Our management is responsible for our financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies to be reasonable and appropriate. The following discussion identifies those accounting policies that we believe will be critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

Use of Estimates in Preparing Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities at the date of the financial statements; (b) the disclosures of contingent assets and liabilities at the date of the financial statements; and (c) the reported amounts of revenues and expenses recognized during the reporting period. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.

Equity Method Investment. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate. We have recorded our investment in Ref-Fuel Holdings as an equity-method investment whereby our ownership percentage of 49.8% of Ref-Fuel Holdings is reflected on our consolidated balance sheet as "Investment in Ref-Fuel Holdings." We record our share of

Ref-Fuel Holdings' earnings or losses as "Equity in net earnings (loss) of Ref-Fuel Holdings" on our consolidated statement of operations. Cash distributions received from Ref-Fuel Holdings are included in the accompanying consolidated statement of cash flows as "Distributions received from Ref-Fuel Holdings."

Push-Down Accounting. Upon consummation of the UAE Merger between MSW Merger and UAE Holdings on December 12, 2003 and taking into account the June 30, 2003 acquisition by MSW Energy Holdings LLC of Duke's membership interest in Ref-Fuel Holdings, affiliates of Credit Suisse First Boston Private Equity, Inc. and AIG Global Asset Management Holdings Corp. own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and will exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting," requires that Ref-Fuel Holdings financial statements reflect this change in ownership. See Notes 2 and 4 to "MSW Energy Holdings LLC and Subsidiary--Notes to Consolidated Financial Statements (Unaudited)".

Effect of New Accounting Standard

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 (FIN 46R) in December 2003 (collectively "FIN 46"). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management has evaluated FIN 46 and its related guidance and determined that it does not have any impact on our consolidated financial statements.

Contractual Obligations and Commercial Commitments

 The following table sets forth our contractual obligations outstanding as of March 31, 2004 (in thousands):


                                                                  Less than        1-3          3-5         More than
          Contractual Obligations                Total             1 Year         Years        Years         5 Years
          -----------------------                -----               ----         -----        -----           -----

Long-Term Debt Obligations                    $   200,000        $         -     $      -     $      -     $   200,000

Unconditional Purchase Obligations                  1,307  (1)             -        1,307            -               -

Other Long-Term Obligations                        49,500  (2)           500        7,500        7,500          34,000
                                              ------------       ------------    ---------    ---------    ------------
                                       Total  $   250,807        $       500     $  8,807     $  7,500     $   234,000
                                              ============       ============    =========    =========    ============



     (1) Represents unconditional purchase obligation associated with the Acquisition of $1,307 due at the second closing.

     (2) Represents amounts due under the Duke Agreement. See Note 4 of MSW Energy Holdings' financial statements included herein.

 Our ability to satisfy all of these obligations is entirely dependent on the generation of cash distributions by Ref-Fuel Holdings. The business of Ref-Fuel Holdings is subject to a variety of risks, many of which are outside the control of Ref-Fuel Holdings. Any of these risks could affect Ref-Fuel Holding's ability to generate cash flow. In addition, the ARC operating companies and American Ref-Fuel must satisfy covenants imposed by their debt agreements as well as other legal restrictions before making distributions to their owners, including Ref-Fuel Holdings, and, ultimately, us. Finally, we do not unilaterally control the board of directors of Ref-Fuel Holdings and cannot unilaterally determine the amount of cash distributions.

Supplemental Discussion and Analysis of Ref-Fuel Holdings

General

Prior to June 30, 2003, Ref-Fuel Holdings was owned 50% by United American Energy Corp. (UAE) and 50% by Duke Energy Corporation (Duke). Effective June 30, 2003, Duke sold its membership interests representing 49.8% of Ref-Fuel Holdings to MSW Energy Holdings LLC (MSW Energy Holdings), which is jointly owned by (a) Highstar Renewable Fuels LLC (Highstar) which is affiliated with AIG Global Asset Management Holdings Corp. (AIGGIG), a subsidiary of American International Group, Inc.; and (b) MSW Acquisition LLC (MSW Acquisition) which is owned by several funds affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), the global private equity arm of Credit Suisse First Boston.

On December 12, 2003, MSW Merger, LLC (MSW Merger) an affiliate of CSFB Private Equity, merged with and into United American Energy Holdings Corp. (UAE Holdings) which continues as the surviving corporation in the merger. UAE Holdings is the direct parent of UAE. As a result of this merger, UAE's 50% ownership in Ref-Fuel Holdings was transferred to MSW Energy Holdings II LLC (MSW Energy Holdings II), an affiliate of MSW Merger.

Upon consummation of the merger and taking into account the June 30, 2003 acquisition by MSW Energy Holdings of Duke's 49.8% membership interest in Ref-Fuel Holdings (the MSW Transactions), affiliates of CSFB Private Equity and AIGGIG (the Control Group) own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and will exercise voting power with respect to Duke's remaining 0.2% interest). As a result, and in accordance with Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting," Ref-Fuel Holdings' financial statements will reflect the effects of its change in ownership and the new owners' basis in the net assets and liabilities acquired. Accordingly, the statement of operations and the statement of cash flows for the three month period ended March 31, 2003, reflect the results prior to the change in bases resulting from the application of push-down accounting. The statement of operations and the statement of cash flows for the three month period ended March 31, 2004 and the balance sheet as of March 31, 2004 and December 31, 2003 reflect the results subsequent to the push-down adjustments.

The following summarizes financial information for Ref-Fuel Holdings for the three months ended March 31, 2004 and 2003 and as of March 31, 2004 and December 31, 2003. Certain items are included that are not measures under generally accepted accounting principles and are not intended to supplant the information provided in accordance with generally accepted accounting principles. Furthermore, these measures may not be comparable to those used by other companies. The following information should be read in conjunction with the historical financial statements and related notes.

                                                  For the Three      |       For the Three
(In thousands)                                    Months Ended       |        Months Ended
                                                 March 31, 2004      |       March 31, 2003
                                              ---------------------  |  ------------------------
                                                   (unaudited)       |        (unaudited)
                                                                     |
Statement of Operations Data                                         |
Net revenues                                       $       102,105   |       $          106,031
Operating expenses                                         (54,621)  |                  (49,048)
Depreciation and amortization expense                      (17,371)  |                  (15,415)
General and administrative expenses                        (10,833)  |                  (11,660)
Loss on asset retirement                                      (522)  |                   (1,734)
Interest income                                                740   |                      745
Interest expense                                           (10,834)  |                  (14,858)
Other income, net                                              138   |                      146
                                              ---------------------  |  ------------------------
Net income                                         $         8,802   |       $           14,207
                                              ---------------------  |  ------------------------
                                                                     |
Cash Flow Data:                                                      |
Cash provided by operating activities              $        45,566   |       $           43,062
Cash used in investing activities                          (13,139)  |                  (11,423)
Cash used in financing activities                          (75,601)  |                  (77,469)
EBITDA (1)                                                  36,651   |                   45,323
Adjusted EBITDA (1)                                         55,362   |                   52,492

Balance Sheet Data (as of end of period)         March 31, 2004            December 31, 2003
                                              ---------------------     ------------------------
                                                   (unaudited)

Total cash and cash equivalents and reserves (2)   $       185,057           $          233,973
PP&E                                                     1,222,083                    1,220,949
Total assets                                             2,069,570                    2,127,908
Total debt                                               1,109,942                    1,142,687
Total liabilities                                        1,367,357                    1,386,608
Total members' equity                                      702,213                      741,300



(1) "EBITDA" means, for any period, the (a) operating income (or loss), plus (b) to the extent deducted in determining such income (or loss), depreciation and amortization, plus, (c) loss on retirements and relocation expenses. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

         "Adjusted EBITDA" means, for any period, EBITDA plus fair value adjustment amortization and revenue levelization adjustments. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

(2) Total cash and cash equivalents and reserves includes, in addition to cash and cash equivalents, both restricted cash and short-term investments and restricted cash and long-term investments. Ref-Fuel Holdings is required to maintain cash and investment balances that are restricted by provisions of its debt agreements and lease agreements.

     The presentation of these non GAAP measures is intended to enhance the usefulness of financial information by providing measures which are indicators of Ref-Fuel Holdings' performance. Ref-Fuel Holdings' management uses these non GAAP measures internally to evaluate its business.

EBITDA and Adjusted EBITDA are calculated and reconciled to cash provided by operating activities as follows (unaudited, in thousands):

                                                                              For the Three Months |   For the Three Months
                                                                                 Ended March 31,   |     Ended March 31,
                                                                                      2004         |          2003
                                                                             --------------------- | -------------------
Operating income                                                                 $         18,758  |     $       28,174
  Depreciation and amortization                                                            17,371  |             15,415
  Loss on asset retirements                                                                   522  |              1,734
                                                                             --------------------- | -------------------
EBITDA                                                                                     36,651  |             45,323
  Amortization of long term waste contracts                                                (1,897) |             (2,282)
  Amortization of deferred revenue                                                            (10) |               (113)
  Amortization of energy contracts                                                         16,263  |              7,600
  Energy contract levelization                                                              5,524  |              3,284
  Amortization of lease                                                                    (1,169) |             (1,320)
                                                                             --------------------- | -------------------
  Total fair value adjustment amortization and revenue levelization                                |
   adjustments                                                                             18,711  |              7,169
                                                                             --------------------- | -------------------
Adjusted EBITDA                                                                  $         55,362  |     $       52,492
                                                                             ===================== | ===================
                                                                                                   |
Reconciliation of  Adjusted EBITDA to cash provided by operating activities                        |
  Adjusted EBITDA                                                                $         55,362  |     $       52,492
  Plus other income, net                                                                      138  |                146
  Amortization of debt                                                                     (5,144) |               (475)
  Interest expense                                                                        (10,834) |            (14,858)
  Interest income                                                                             740  |                745
  Interest on loss contract                                                                     -  |                491
  Changes in assets and liabilities                                                                |
     Accounts receivable, net                                                               1,748  |              1,555
     Prepaid expenses and other current                                                            |
     assets                                                                                (2,566) |             (2,630)
     Other long-term assets                                                                (6,075) |             (5,514)
     Accounts payable and other                                                                    |
      current liabilities                                                                   4,367  |              4,416
     Accrued interest payable                                                               8,542  |              4,574
     Other long-term liabilities                                                             (712) |              2,120
                                                                             --------------------- | -------------------
Cash provided by operating activities                                            $         45,566  |     $       43,062
                                                                             ===================== | ===================


Results of Operations

Comparison of the Three Months ended March 31, 2004 and 2003

 Total Net Revenues. Total net revenues were $102.1 million for the three months ended March 31, 2004, a decrease of $3.9 million, or 4%, over the same period in 2003. Net revenues decreased $11.3 million due to an increased amortizations of waste and energy contract intangible assets ($9.1 million) resulting from push-down accounting and energy contract levelization ($2.2 million). This decrease was partially off set by increases in waste revenue of $2.5 million, resulting from increased volumes and pricing; power revenue increases of $1.9 million due to increased volumes sold; metals revenue increases of $1.9 million, resulting from an increase in the pricing, and other revenue increases of $1.1 million, primarily attributable to ash disposal fees. Waste volume increases were due to increased boiler availability, and metals pricing was attributable primarily to increases in demand for metals.

Expenses. Operating expenses were $54.6 million for the three months ended March 31, 2004, an increase of $5.6 million, or 11% from the prior year. The most significant increase, approximately $4.2 million, was primarily attributable to increased facility maintenance expenses resulting from increased outage scope. In addition, transportation, ash and waste disposal costs also increased ($1.0 million) due to higher volumes at the plant level.

Depreciation and amortization. Depreciation and amortization expenses was $17.4 million for the three months ended March 31, 2004, an increased of $2.0 million, or 13%, over the prior year's period mainly as a result of the purchase accounting adjustments effect in 2004 as a result of the revaluation of Ref-Fuel Holdings assets in connection with the MSW Transactions.

General and administrative. General and administrative expenses were $10.8 million for the three months ended March 31, 2004, a decrease of $0.8 million, or 7%, from the prior year's period. Higher developmental spending activities were offset by lower costs associated with Ref-Fuel Holdings' terminated incentive plan.

Interest Expense. Interest expense was $10.8 million for the three months ended March 31, 2004, a decrease of $4.0 million, or 27%, from the prior year's period. The decrease was due to the amortization of debt as a result of purchase accounting ($4.7 million), offset by higher rates associated with the refinancing of short-term to long-term debt in May 2003.

Liquidity and Capital Resources

Ref-Fuel Holdings has historically generated funds from its operations for its working capital requirements, capital spending, debt repayments and dividend payouts.

On May 9, 2003, American Ref-Fuel completed the sale of $275 million aggregate principal amount of 6.26% senior notes due 2015. The proceeds of the financing were used to repay $242.6 million under the outstanding credit facility, fund debt service reserve accounts and for general corporate purposes. As part of this refinancing, American Ref-Fuel entered into an amended and restated secured revolving credit facility for up to $75 million, including $45 million of which could be used for letters of credit. Under the terms of the credit facility and indenture governing the senior notes, American Ref-Fuel is subject to certain quarterly financial covenants, as defined in the credit facility and indenture governing the senior notes, with respect to leverage and adjusted cash flow coverage ratios. American Ref-Fuel is currently in compliance with respect to the financial covenants. As of March 31, 2004, there were no borrowings and $7.0 million in letters of credit outstanding.

Cash Flows

Operating Activities

Ref-Fuel Holdings' net cash flows provided by operating activities totaled $45.6 million for the three months ended March 31, 2004, compared with $43.0 million for the three months ended March 31, 2003. The increase in cash flow from operating activities of $2.6 million is attributable to an increase of approximately $1.7 million due to increased waste volumes and metal pricing. In addition, there was an increase in interest payable as a result of the refinancing which occurred in 2003. During this refinancing, American Ref-Fuel issued debt with semi-annual payments, in June and December, replacing the old debt which had quarterly payments. This resulted in a significant change in the accrued interest payable. This increase from 2003 was partially off-set by other timing differences in working capital.

Investing Activities

Cash flows utilized in investing activities are typically related to capital additions and restricted cash changes. Ref-Fuel Holdings is required to maintain cash and investment balances that are restricted by provisions of its debt agreements and lease agreements. Ref-Fuel Holdings' capital additions consist primarily of expenditures to maintain the operating facilities, including expenditures for replacement and refurbishment of equipment and environmental compliance that increase value, change capacities or extend useful lives.

Cash flow utilized in investing activities totaled $13.1 million for the three months ended March 31, 2004, compared with $11.4 million for the three months ended March 31, 2003. The increase in cash used of $1.7 million is primarily due to an increase in capital expenditures of $3.3 million, slightly reduced by the increase in restricted cash balances of $1.1 million. The increase in capital expenditures was attributable to additional repairs.

Financing Activities

Cash flows utilized in financing activities are related to borrowings of long-term debt, principal payments of long-term debt and distributions to members.

Cash flows utilized in financing activities totaled $75.6 million for the three months ended March 31, 2004, as compared with $77.5 million for prior year's period. The reduction of cash used of $1.9 million resulted from a reduction of long-term debt payments in the amount of $4.8 million the majority of which was as a result of the refinancing which occurred in 2003, offset by an increase in distributions of $3.0 million.

Capital Structure and Resources

As of March 31, 2004, Ref-Fuel Holdings had an aggregate of $1.1 billion in debt outstanding, with maturities ranging from 2004 to 2026. Certain operating companies are obligated to restrict funds on a monthly basis for payment of project debt and certain operating companies are required to maintain debt service reserve funds. Ref-Fuel Holdings' management believes that all debt service reserve funds requirements have been satisfied.

In order to provide Ref-Fuel Holdings with an additional source of funds to meet its support obligations, each of Ref-Fuel Holdings' Members has entered into the

Equity Contribution Agreement pursuant to which each Member has agreed to provide up to $50 million in equity capital to Ref-Fuel Holdings. Each Member's obligation to make equity contributions under the Equity Contribution Agreement is conditioned upon the other making an equal contribution and is limited to each making no more than $50 million of aggregate equity contributions. If a Member is not rated at least BBB by S&P, such party is required to provide a letter of credit from a commercial bank that is rated at least A- by S&P to secure its obligations under the Equity Contribution Agreement.

Effect of Inflation

Ref-Fuel Holdings' management believes that its results of operations have not been materially impacted by inflation over the past three years.

Effect of New Accounting Standards

In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. Ref-Fuel Holdings has evaluated FIN 46 and its related guidance and determined that it does not have any impact on its consolidated financial statements.

Contractual Obligations and Commercial Commitments

The following table sets forth Ref-Fuel Holdings contractual obligations outstanding as of March 31, 2004 (in thousands):

                                            Less than 1                             More than 5
   Contractual Obligation        Total         Year       1-3 Years     3-5 Years      Years
------------------------------------------- -----------  ------------ ------------ ------------
Long Term Debt Obligations     $ 1,109,942  $    82,876  $   154,978  $   189,443  $   682,645
Operating Lease Obligations        152,055       14,318       27,968       29,216       80,553
Other Long-Term Obligations         17,468        6,955          496            -       10,017
                               ------------ ------------ ------------ ------------ ------------
Total                          $ 1,279,465  $   104,149  $   183,442  $   218,659  $   773,215
                               ============ ============ ============ ============ ============


Litigation

Ref-Fuel Holdings and the ARC operating companies are not currently involved in any legal proceedings the outcome of which, if determined against Ref-Fuel Holdings or the ARC operating Companies, would have a material adverse effect on Ref-Fuel Holdings' financial condition or results of operations.

RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Our substantial indebtedness and the substantial indebtedness of Ref-Fuel Holdings could adversely affect our financial condition.

We have a substantial amount of indebtedness. As of March 31, 2004, our total indebtedness was $200 million, which represented approximately 58.7% of our total capitalization. As of March 31, 2004, Ref-Fuel Holdings' total indebtedness was approximately $1.1 billion, which represented approximately 61.2% of Ref-Fuel Holdings' total capitalization.

This substantial indebtedness could have important consequences. For example, it could

o make it more difficult for us to satisfy our obligations with respect to our outstanding debt, including our repurchase obligations;

o    increase our vulnerability to general economic and industry conditions;

o limit our flexibility in planning for, or reacting to, changes in the business and industry in which Ref-Fuel Holdings operates;

o place us and Ref-Fuel Holdings at a competitive disadvantage compared to competitors of Ref-Fuel Holdings that have less debt; and

o limit our ability to borrow additional funds in order to make capital contributions to fund the ARC operating facilities.

Our indenture imposes significant operating and financial restrictions on us.

The indenture governing our outstanding debt contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

o        incur additional indebtedness;

o        create liens;

o        pay dividends or make other equity distributions;

o        purchase or redeem capital stock;

o        make investments;

o        sell assets or consolidate or merge with or into other companies; and

o        engage in transactions with affiliates.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Moreover, it is possible that in the future the owners of MSW Energy Holdings and MSW Energy Holdings II could determine to merge those companies with each other or into Ref-Fuel Holdings. While such a merger would be required to comply with the terms of the indenture, a result would be an increase in the amount of indebtedness of the successor.

Our sole source of cash flow relates to our investment in Ref-Fuel Holdings, whose sole source of cash flow, in turn, relates to its 100% interest in American Ref-Fuel and, accordingly, our performance will depend solely on cash distributions from Ref-Fuel Holdings and American Ref-Fuel.

We will need to receive sufficient ongoing cash distributions from Ref-Fuel Holdings in order to pay principal and interest on our outstanding debt. Accordingly, our ability to service our debt is subject to a number of risks, including the following:

o We depend on the ability of American Ref-Fuel and its subsidiaries to generate sufficient cash flow to service American Ref-Fuel's significant debt and to make distributions to Ref-Fuel Holdings. The business of American Ref-Fuel is subject to a variety of risks, many of which, as described below, are outside the control of American Ref-Fuel. Any of these risks could affect American Ref-Fuel's ability to generate cash flow. In the event that American Ref-Fuel fails to generate cash flow sufficient to make distributions to Ref-Fuel Holdings, we will not be able to pay interest and principal on our outstanding debt.

o American Ref-Fuel and the ARC operating companies have a significant amount of indebtedness outstanding. The ARC operating companies must satisfy restrictions imposed by their debt agreements on distributions to American Ref-Fuel, and American Ref-Fuel must satisfy restrictions imposed by its debt agreements on distributions to Ref-Fuel Holdings. The ARC operating companies must also satisfy any applicable legal restrictions on distributions to equity holders before making cash distributions to American Ref-Fuel, and American Ref-Fuel must also satisfy any applicable legal restrictions on distributions to equity holders before making cash distributions to Ref-Fuel Holdings.

We own an indirect 49.8% membership interest in American Ref-Fuel and have voting control over an additional 0.2% interest, and our lack of unilateral control over American Ref-Fuel could adversely affect our financial condition.

We own an indirect 49.8% membership interest and have voting control over an additional 0.2% interest in Ref-Fuel Holdings, which owns 100% of American Ref-Fuel. Voting by the board of directors of Ref-Fuel Holdings is done in accordance with ownership percentage. The other 50% membership interest in Ref-Fuel Holdings is currently owned directly and directly by MSW Energy Holdings II.

Additionally, MSW Energy Holdings II has its own outstanding indebtedness, which is secured by, among other things, its interest in Ref-Fuel Holdings. Our inability to unilaterally control decisions made by the board of directors of Ref-Fuel Holdings could impair our ability to service our outstanding debt. We may not have the ability to raise the funds necessary to finance any change of control offer required by the indenture governing certain of our outstanding debt or to pay principal on our outstanding debt.

We may not have the ability to raise funds necessary to finance any change of control offer required by the indenture governing certain of our outstanding debt or to pay principal on our outstanding debt.

If we undergo a change of control, as defined in the indenture, we may need to refinance large amounts of our debt. If a change of control occurs, we must offer to buy back our Senior Notes for a price equal to 101% of the principal amount, plus any accrued and unpaid interest, and liquidated damages, if any. We may not have sufficient funds available for us to make any required repurchases under the indenture. If we fail to make the required repurchases, we will go into default under the indenture. A default under the indenture may cause all of the indebtedness under the indenture to become due and payable. It is unlikely that we would be able to repay or refinance all of that indebtedness in those circumstances. Any future debt that we incur may contain restrictions on repayment upon a change of control. If any change of control occurs, we may not have sufficient funds to satisfy all of our debt obligations. The purchase offer requirements could also delay or make it more difficult for others to effect a change of control. Further, the definition of change of control includes a phrase relating to "all or substantially all." Although there is a limited body of case law interpreting the phrase "substantially all," there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of our Senior Notes to require us to repurchase its notes as a result of a sale, lease, transfer, conveyance or other disposition of less than all of our assets may be uncertain.

Despite current indebtedness levels, Ref-Fuel Holdings and its subsidiaries may incur significant additional indebtedness, which would further increase the risks associated with our substantial indebtedness and the substantial indebtedness of Ref-Fuel Holdings and its subsidiaries.

Our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indebtedness do not prohibit our subsidiaries from doing so. If new debt is added to our subsidiaries' current debt levels, the related risks that we and they face would be increased. In addition, the indenture does not prevent us from incurring obligations that do not constitute indebtedness. Furthermore, Ref-Fuel Holdings and its subsidiaries may be able to incur substantial additional indebtedness in the future.

We are controlled by AIGGIG and CSFB Private Equity or their respective affiliates, whose interests in our business may be different than holders of our outstanding debt.

Affiliates of AIGGIG and CSFB Private Equity own all of our equity and are able to control our affairs in all cases. With the exception of one independent director, who is entitled to vote only with respect to certain bankruptcy matters, our entire board has been designated by affiliates of AIGGIG and CSFB Private Equity and is associated with AIGGIG and CSFB Private Equity. In addition, affiliates of AIGGIG and CSFB Private Equity control the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of AIGGIG and CSFB Private Equity as equity holders might conflict with the interests of the holders of our debt. Affiliates of AIGGIG and CSFB Private Equity may also have an interest in pursuing, or having American Ref-Fuel pursue, acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though those transactions might involve risks to the holders of our debt. In addition, AIGGIG and CSFB Private Equity or their affiliates may, in the future, own businesses that directly compete with ours.

If American Ref-Fuel or the ARC operating companies were to become bankrupt, the creditors of American Ref-Fuel would be paid in full before any distributions are made to Ref-Fuel Holdings.

In the event of any bankruptcy, liquidation or reorganization of American Ref-Fuel or the ARC operating companies, creditors of American Ref-Fuel or the ARC operating companies, as applicable, would have to be paid in full before American Ref-Fuel could make any distributions to Ref-Fuel Holdings. Distributions, if any, from Ref-Fuel Holdings to us may be insufficient for us to pay interest and principal on our outstanding debt or to meet our financial and other obligations.

Risk Relating to Ref-Fuel Holdings' and American Ref-Fuel's Business

American Ref-Fuel's revenues depend on the operation of the ARC operating facilities.

American Ref-Fuel's receipt of distributions from the ARC operating companies and TransRiver are dependent on the successful operation of the ARC operating facilities. The operation of the ARC operating facilities involves many risks, including:

o    the breakdown or failure of equipment or processes;

o the difficulty or inability to find suitable replacement parts for equipment;

o the performance of the ARC operating facilities below expected levels of waste throughput, electric or steam generation or efficiency;

o    the unavailability of sufficient quantities of waste;

o    decreases in the fees for solid waste disposal;

o decreases in the demand or market prices for recovered ferrous and nonferrous metal;

o    disruption in the transmission of electricity generated;

o    labor disputes;

o    operator error;

o catastrophic events such as hurricanes, earthquakes, floods and acts of terrorism that damage or destroy the facilities or the area in which the facilities are located;

o    changes  in  law  or   application   of  law   (including   any  applicable
     environmental laws or permit requirements); and

o    the exercise of the power of eminent domain.

While American Ref-Fuel will maintain insurance to protect against certain of these risks, the insurance may not cover all of these risks and the proceeds of the insurance may not fully compensate for damages to the ARC operating facilities and the ARC operating facilities' lost revenues or increased expenses. A decrease or elimination of revenues generated by the ARC operating facilities or an increase in the costs of operating the ARC operating facilities could decrease or eliminate funds available to American Ref-Fuel to make distributions to Ref-Fuel Holdings which, in turn would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would adversely affect our financial condition.

Our Essex Facility derives a significant amount of revenue from a waste disposal agreement with the City of New York.

Our Essex Facility is dependent on the revenues generated by a waste disposal agreement with the City of New York. While the agreement does not expire until October 2007 (with two additional one year renewal options at NYC's discretion), New York City can terminate the agreement at any time for no reason. If New York City terminated the agreement, the Essex Facility business would suffer unless we secured an alternative waste disposal volume in a timely and efficient fashion. We may not be able to do so on terms that are as favorable as the current contract.

American Ref-Fuel depends on performance by third parties under contractual arrangements.

American Ref-Fuel depends on third parties to, among other things, purchase the electric and steam energy produced by the ARC operating facilities, and supply and deliver the waste and other goods and services necessary for the operation of the ARC operating facilities. The viability of the ARC operating facilities and the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings depend significantly upon the performance by third parties in accordance with the long-term contracts entered into by the ARC operating companies and the third parties in connection with the ARC operating facilities.

If the third parties to those contracts do not perform their obligations, or are excused from performing their obligations because of nonperformance by the ARC operating companies or other parties to the documents, or due to force majeure events or changes in laws or regulations, the ARC operating companies may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. Furthermore, the ability of the ARC operating companies and TransRiver to make distributions to American Ref-Fuel may be adversely affected, which may adversely affect our financial condition. In addition, the bankruptcy or insolvency of a participant or third party in the ARC operating facilities could result in nonpayment or nonperformance of that party's obligations to the ARC operating companies and could adversely affect the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings which, in turn would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would decrease or eliminate the funds available to us.

American Ref-Fuel is obligated to provide financial support to the ARC operating companies.

American Ref-Fuel guarantees or provides financial support for each of the ARC operating companies, in one or more of the following forms (the amounts set forth below are as of March 31, 2004):

o guarantees of certain debt (Hempstead facility, approximately $42.7 million; Seconn facility, approximately; $43.5 million; Niagara facility, approximately $165.0 million; Semass facility, approximately $5.0 million);

o support agreements in connection with service or operating agreement-related obligations for each of the Hempstead facility (approximately, $149.3 million), the Semass facility (approximately, $12.0 million), the Seconn facility (approximately $90.1 million), the Essex facility (approximately $100.0 million), the Niagara facility (approximately $24.6 million) and the Delaware Valley facility (approximately $185.4 million);

o the obligation to pay each lease payment installment in connection with the Hempstead facility and the Seconn facility to the extent required for the Hempstead partnership and the Seconn partnership to fulfill their obligations under their respective lease agreements;

o        contingent credit support for damages from performance failures;

o        environmental indemnities; and

o contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.

Many of these contingent obligations cannot readily be quantified but they may be material to American Ref-Fuel's cash flow and financial condition. If American Ref-Fuel were required to provide this support, it could materially and adversely affect its ability to make payments with respect to the outstanding principal of, premium, if any, and interest on the indebtedness of American Ref-Fuel, and, accordingly, affect American Ref-Fuel's ability to make distributions to Ref-Fuel Holdings and, in turn, affect Ref-Fuel Holdings' ability to make distributions to us.

American Ref-Fuel's operations are concentrated in one region, and its revenue is highly dependent on two facilities.

All of the ARC operating facilities are located in the northeastern United States. The entrance of new competitors into the market or the expansion of existing competitors could have a material adverse effect on distributions available to American Ref-Fuel from the ARC operating companies and, ultimately, on our financial condition.

American Ref-Fuel's Hempstead facility and its Semass facility accounted for approximately 42% of American Ref-Fuel's net revenues in the first quarter of 2004, and are expected to continue to account for a significant percentage of its net revenues for the foreseeable future. Moreover, the existing waste supply contract and power purchase agreement for the Hempstead facility will expire in 2009. The power purchase agreement for the Hempstead facility with the Long Island Power Authority provided for approximately 5% of American Ref-Fuel's total net revenues in the first quarter of 2004. American Ref-Fuel may not be able to secure alternate arrangements on substantially the same terms, if at all, to replace the Hempstead facility's existing waste supply contract or power purchase agreement. If American Ref-Fuel is unable to secure these arrangements, our ability to service our outstanding debt could be negatively impacted.

The power purchase agreement for the Hempstead facility provides for payments in an amount equal to Long Island Power Authority's avoided costs per kilowatt hour (which include certain fixed capacity costs), subject to stated floor and ceiling levels which generally increase over time. The Hempstead Partnership and the Long Island Power Authority entered into a first supplement to the power purchase agreement in January 2003. The first supplement establishes a new generation threshold for the Hempstead facility of 573,000 MWH (subject to adjustment but in no event less than 566,000 MWH) per calendar year. The rate payable by Long Island Power Authority for the entire net electrical output of the facility up to the threshold of 573,000 MWH (subject to adjustment as set forth above) will remain the same and will increase for output above the threshold to a fixed rate of $60.00 per MWH. The Long Island Power Authority may terminate the contract if a material default by the ARC operating company under the contract is not cured within 90 days.

The waste supply contract with the town of Hempstead may be terminated by the town if the ARC operating company is in default under the contract. In the event of a termination by the town, the ARC operating company would be required to prepay the project debt and the town would have the option of purchasing the facility at a price equal to 75% of the fair market value. Upon a termination of the contract by the ARC operating company because of a default by the town, the town would be obligated to pay liquidated damages in an amount sufficient to pay the project debt plus certain other amounts.

In the event these agreements are terminated American Ref-Fuel may not be able to secure alternate arrangements on substantially the same terms, if at all, to replace them. If American Ref-Fuel is unable to secure these alternate arrangements, our ability to service our outstanding debt could be negatively impacted.

American Ref-Fuel depends on a significant supply of solid waste.

If the ARC operating facilities do not obtain a supply of solid waste at prices and quantities that are sufficient to operate the ARC operating facilities at their expected operating levels, it will adversely affect the operations of American Ref-Fuel and its ability to make distributions to Ref-Fuel Holdings, which would adversely affect our financial condition. One or more of the following factors could impact the price and supply of waste:

o        defaults by waste suppliers under their contracts;

o        a decline in solid waste supply due to increased recycling;

o        composting of municipal solid waste;

o legal prohibitions against disposal of certain types of solid waste in WTE facilities; or

o increased competition from landfills, recycling facilities and transfer stations.

In addition, state and local governments mandate recycling and waste reduction at the source and the scope of these recycling and waste reduction mandates may be enlarged in the future. The ARC operating companies may not be successful in obtaining sufficient quantities of waste at adequate prices for the successful operation of the ARC operating facilities. Failure to obtain sufficient waste could have a material adverse effect on distributions available to American Ref-Fuel from the ARC operating companies and, ultimately, on our financial condition.

Failure to comply with environmental permitting and governmental regulations would adversely affect American Ref-Fuel's operations.

The ARC operating facilities are subject to extensive federal, state and local laws and regulations related to the environment, health and safety and associated compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or wastes, or discharges and air and other emissions) as well as land use and development. Environmental laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. While we believe that we, Ref-Fuel Holdings and ARC are currently incompliance with applicable environmental laws in all material respects, it is possible that such conditions impacting the ARC operating facilities could be discovered in the future or that such conditions could be created by future spills or releases. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and/or remedial liabilities. The costs and liabilities of any of these results could adversely affect the operations of one or more of the ARC operating facilities. Environmental laws and regulations may also limit American Ref-Fuel's ability to operate the ARC operating facilities at maximum capacity or at all. These laws, regulations and obligations could change with the promulgation of new laws and regulations or a change in the interpretation of existing laws and regulations, which could result in substantially similar risks. Stricter environmental regulations could materially affect American Ref-Fuel's cash flow and its ability to make distributions to Ref-Fuel Holdings, which would have an adverse effect on our financial condition.

The costs of addressing future environmental requirements at the ARC operating facilities or at disposal facilities where ARC operating facilities have disposed of waste are difficult to estimate. Although American Ref-Fuel reports that it believes that all of its operations are compliant in all material respects with the requirements of environmental laws and regulations, the ARC operating facilities may not at all times be in compliance with all applicable environmental laws and regulations and steps to bring American Ref-Fuel's facilities into compliance may limit American Ref-Fuel's ability to make distributions to Ref-Fuel Holdings.

Certain environmental permits for the ARC operating facilities are subject to periodic renewal or reissuance. Regulatory authorities may not renew or reissue the permits. In addition, any renewed or reissued environmental permit may contain new, more stringent requirements resulting in the need for additional capital and operating expenditures due to additions to or modifications of the ARC operating facilities in order to bring the ARC operating facilities into compliance with the renewed or reissued permits' terms. Certain environmental permits contain terms that can result in periodic adjustment of operating limits, which can result in reduced revenue. Any of the following events could adversely affect the amount of distributions available to American Ref-Fuel and the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings:

o        loss of environmental permits;

o        reduction in allowed operations;

o        failure or delay in the renewal or reissuance of environmental permits;

o any increase in operating costs resulting from any renewed or reissued environmental permit; and

o any expenditures, penalties, restrictions and/or liabilities resulting from any other non-compliance.

Changes in electricity regulation could have an adverse impact on American Ref-Fuel.

The ARC operating companies derive a significant amount of revenue from the sale of electric power. The electric power generation business is subject to substantial regulation and the ARC operating companies are required to comply with numerous laws and regulations in order to sell the power generated from the ARC operating facilities. These laws and regulations could be revised and new laws and regulations could be adopted. The power purchase agreements with respect to each ARC operating facility could be adversely affected if amendments to, or a repeal of, existing regulations with respect to the production of energy were enacted that reduce the benefits currently afforded under the power purchase agreements. A reduction in benefits could adversely affect the amount of distributions available to American Ref-Fuel and its ability to make payment of the principal of and premium, if any, and interest on its debt and to make cash distributions to Ref-Fuel Holdings. American Ref-Fuel's business could be materially and adversely affected by statutory or regulatory changes or administrative or judicial interpretations of existing statutes, regulations or licenses that impose more comprehensive or stricter energy regulation on American Ref-Fuel.

American Ref-Fuel's insurance may be inadequate and impact its ability to service its debt and make distributions to its equity holders.

American Ref-Fuel maintains comprehensive insurance with respect to the ARC operating facilities, including general liability, boiler and machinery coverage, all risk fire and casualty insurance (with business interruption coverage) covering, among other things, damage caused by fire, floods or earthquake. American Ref-Fuel's insurance coverage may not be available in the future on commercially reasonable terms or at commercially reasonable rates or that the amounts for which each ARC operating facility is insured will cover all unanticipated losses. If there is a total or partial loss of one or more ARC operating facilities, the insurance proceeds received by American Ref-Fuel in respect thereof may not be sufficient to satisfy the indebtedness with respect to the affected ARC operating facility. A total or partial loss of one or more ARC operating facilities could impact the ability of American Ref-Fuel to make payments with respect to its debt and to make cash distributions to Ref-Fuel Holdings.

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

MSW Energy Holdings

As of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Holdings evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in MSW Energy Holdings' periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2004.

MSW Energy Finance

As of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Finance evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in MSW Energy Finance's periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2004.



 PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither MSW Energy Holdings nor MSW Energy Finance is currently involved in any litigation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

        3.1         Certificate of Formation of MSW Energy Holdings LLC.*
        3.2         Amended and Restated Limited Liability Company Agreement of
                    MSW Energy Holdings LLC, dated as of April 30, 2004, by and among Highstar Renewable Fuels LLC, MSW Acquisition LLC and
                    United American Energy Holdings Corp.
        3.3         Amended and Restated Certificate of Incorporation of MSW Energy Finance Co., Inc.*
        3.4         Bylaws of MSW Energy Finance Co., Inc.*
        3.5         Certificate of Amendment to the Certificate of Formation of MSW Energy Hudson LLC.*
        3.6         Second Amended and Restated Limited Liability Company Agreement of MSW Energy Hudson LLC, dated as of June 30, 2003, by MSW Energy Holdings LLC.
        4.1         Indenture dated June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co.,
                    Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.*
        4.2         Supplemental Indenture dated July 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy
                    Finance Co., Inc., MSW Energy Hudson LLC and Wells Fargo Bank Minnesota, National Association
                    as Trustee.*
        4.3         Form of 8 1/2% Senior Secured Note Due 2010 (included in Exhibit 4.1).*
        4.4         Registration Rights Agreement dated as of June 25, 2003, by and among MSW Energy Holdings LLC,
                    MSW Energy Finance Co. Inc., MSW Energy Hudson LLC and Credit Suisse First Boston LLC.*
        4.5         Pledge and Security Agreement dated as of June 25, 2003, by and among MSW Energy Holdings LLC,
                    MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Collateral
                    Agent.*
        4.6         Pledge Supplement dated as of June 30, 2003 by MSW Energy Hudson LLC.*
        4.7         Deposit Agreement, dated as of June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy
                    Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and
                    Depositary Agent, as amended.*
        4.8         Purchase Agreement, dated as of June 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy
                    Finance Co., Inc., MSW Energy Hudson LLC and Credit Suisse First Boston LLC.*
        10.1        Amended and Restated Capital Contribution Agreement, dated as of June 24, 2003, by and between Highstar Renewable Fuels
                    LLC and MSW Acquisition LLC.*




        10.2        Agreement, dated as of June 30, 2003, by and between MSW Energy Holdings LLC and Duke Capital
                    Corporation.*
        10.3        Escrow Agreement, dated as of June 30, 2003, by and among MSW Energy Holdings LLC, Duke Capital
                    Corporation and Wachovia Bank, National Association.*
        10.4        Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of
                    April 30, 2001, by and between Duke Energy Global Asset Development, Inc. and UAE Ref-Fuel LLC,
                    as amended.*
        10.5        Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital
                    Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE
                    Ref-Fuel LLC) and American Ref-Fuel Company LLC.*
        10.6        Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*
        10.7        Equity Purchase Agreement, dated as of March 19, 2003, by and between MSW Energy Holdings LLC and Duke Energy Global Markets, Inc.*
        12          Statement re Computation of Ratio of Earnings to Fixed Charges
        31(a)       15d-14(a) Certification of John T. Miller for MSW Energy Holdings LLC.
        31(b)       15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Holdings LLC.
        31(c)       15d-14(a) Certification of John T. Miller for MSW Energy Finance Co., Inc.
        31(d)       15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance Co., Inc.
        32(a)       Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings
                    LLC.
        32(b)       Section 1350 Certification of John T. Miller and Michael J.
                    Gruppuso for MSW Energy Finance Co., Inc.

*    Incorporated by Reference to Registration  Statement No. 333-109049.

     (b)  Reports on Form 8-K

     Current Report on Form 8-K dated April 30, 2004.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MSW ENERGY HOLDINGS LLC


                            By: /s/ John T. Miller
                            ----------------------------------------------------
                             John T. Miller
                             Chief Executive Officer

                             Date:  May 14, 2004
                            ----------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


               Signature                                 Title                                  Date

                                         Chief Executive Officer (Principal     May 14, 2004
/s/ John T. Miller                       Executive Officer)
---------------------------------
            John T. Miller

                                         Chief Financial Officer (Principal     May 14, 2004
/s/ Michael J. Gruppuso                  Financial and Accounting Officer)
---------------------------------
            Michael J. Gruppuso



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MSW ENERGY FINANCE CO., INC.

                      By: /s/ John T. Miller
                          -----------------------------------------------------
                          John T. Miller
                          President and Chief Executive Officer

                      Date:  May 14, 2004
                          ----------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



               Signature                                 Title                                  Date

                                         President and Chief Executive          May 14, 2004
/s/ John T. Miller                       Officer (Principal Executive Officer)
---------------------------------
            John T. Miller

                                         Chief Financial Officer (Principal     May 14, 2004
/s/ Michael J. Gruppuso                  Financial and Accounting Officer)
---------------------------------
          Michael J. Gruppuso



                                  EXHIBIT INDEX

        3.1         Certificate of Formation of MSW Energy Holdings LLC.*
        3.2         Amended and Restated Limited Liability Company Agreement of
                    MSW Energy Holdings LLC, dated as of April 30, 2004, by and among Highstar Renewable Fuels LLC, MSW Acquisition LLC and
                    United American Energy Holdings Corp.
        3.3         Amended and Restated Certificate of Incorporation of MSW Energy Finance Co., Inc.*
        3.4         Bylaws of MSW Energy Finance Co., Inc.*
        3.5         Certificate of Amendment to the Certificate of Formation of MSW Energy Hudson LLC.*
        3.6         Second Amended and Restated Limited Liability Company Agreement of MSW Energy Hudson LLC, dated as of June 30, 2003, by MSW Energy Holdings LLC.*
        4.1         Indenture dated June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy Finance Co.,
                    Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.*
        4.2         Supplemental Indenture dated July 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy
                    Finance Co., Inc., MSW Energy Hudson LLC and Wells Fargo Bank Minnesota, National Association
                    as Trustee.*
        4.3         Form of 8 1/2% Senior Secured Note Due 2010 (included in Exhibit 4.1).*
        4.4         Registration Rights Agreement dated as of June 25, 2003, by and among MSW Energy Holdings LLC,
                    MSW Energy Finance Co. Inc., MSW Energy Hudson LLC and Credit Suisse First Boston LLC.*
        4.5         Pledge and Security Agreement dated as of June 25, 2003, by and among MSW Energy Holdings LLC,
                    MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Collateral
                    Agent.*
        4.6         Pledge Supplement dated as of June 30, 2003 by MSW Energy Hudson LLC.*
        4.7         Deposit Agreement, dated as of June 25, 2003, by and among MSW Energy Holdings LLC, MSW Energy
                    Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and
                    Depositary Agent, as amended.*
        4.8         Purchase Agreement, dated as of June 11, 2003, by and among MSW Energy Holdings LLC, MSW Energy
                    Finance Co., Inc., MSW Energy Hudson LLC and Credit Suisse First Boston LLC.*
        10.1        Amended and Restated Capital Contribution Agreement, dated as of June 24, 2003, by and between Highstar Renewable Fuels
                    LLC and MSW Acquisition LLC.*
        10.2        Agreement, dated as of June 30, 2003, by and between MSW Energy Holdings LLC and Duke Capital
                    Corporation.*



        10.3        Escrow Agreement, dated as of June 30, 2003, by and among MSW Energy Holdings LLC, Duke Capital
                    Corporation and Wachovia Bank, National Association.*
        10.4        Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of
                    April 30, 2001, by and between Duke Energy Global Asset Development, Inc. and UAE Ref-Fuel LLC,
                    as amended.*
        10.5        Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation,
                    United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC)
                    and American Ref-Fuel Company LLC.*
        10.6        Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*
        10.7        Equity Purchase Agreement, dated as of March 19, 2003, by and between MSW Energy Holdings LLC and Duke Energy Global Markets, Inc.*
        12          Statement re Computation of Ratio of Earnings to Fixed Charges
        31(a)       15d-14(a) Certification of John T. Miller for MSW Energy Holdings LLC.
        31(b)       15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Holdings LLC.
        31(c)       15d-14(a) Certification of John T. Miller for MSW Energy Finance Co., Inc.
        31(d)       15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance Co., Inc.
        32(a)       Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings
                    LLC.
        32(b)       Section 1350 Certification of John T. Miller and Michael J.
                    Gruppuso for MSW Energy Finance Co., Inc.

*        Incorporated by Reference to Registration  Statement No. 333-109049.
